Form 10QSB
period 2001-12-31
INPURPLE INC
filed 2002-02-14
CIK 1140443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 333-60842

INPURPLE, INC.

CALIFORNIA (State or other jurisdiction of incorporation)	NO. 33-0947822 (IRS Employer Identification No.)
600 Anton Boulevard—11th Floor, Costa Mesa, California (Address of principal executive offices)	92626 (Zip Code)

Registrant's telephone number, including area code: (714) 371-4034

Not Applicable
(Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        APPLICABLE ONLY TO CORPORATE ISSUERS

        On February 11, 2002, there were 1,500,001 shares of InPurple, Inc. Common Stock outstanding.

InPurple, Inc. and Subsidiaries
December 31, 2001

INDEX

InPurple, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited—Dollar Amounts in Thousands)

	December 31, 2001	June 30, 2001
ASSETS
Current Assets
Cash	$20,403	$90,197
Accounts receivable, less allowance for doubtful accounts	65,197	134,958
Inventory	2,714	29,331

Total Current Assets	88,314	254,486
Premises and Equipment
Leasehold improvements	219,620	124,076
Furniture and equipment	256,159	197,836
Vehicles	57,204	55,626

	532,983	377,538
Less accumulated depreciation	(98,410)	(56,100)

Net Premises and Equipment	434,573	321,438
Other Assets	183,533	200,266

	$706,420	$776,190

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$533,974	$277,698
Payroll and sales taxes payable	358,757	65,182
Notes payable—others	804,976	725,057
Due to officers and directors	239,778	—
Other short-term borrowings	89,088	54,174

Total Current Liabilities	2,026,573	1,122,111
Long term debt—Debentures	146,160	142,128

Total Liabilities	2,172,733	1,264,239
Commitments and Contingencies	—	—
Shareholders' Equity
Common Stock, par value $0.001 per share; 2,500,000 shares authorized; 1,500,001 issued and outstanding	1,500	1,500
Additional paid-in-capital	945,724	770,724
Accumulated deficit	(2,407,512)	(1,275,104)
Accumulated other comprehensive income	(6,025)	14,831

	(1,466,313)	(488,049)

	$706,420	$776,190

Item 1—Financial Statements—Continued

InPurple, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited—Dollar Amounts in Thousands, Except EPS)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2001	2000	2001	2000
Sales	$207,456	$222,742	$345,767	$478,989
Costs of Good Sold	84,747	126,852	136,293	270,450

Gross Profit	122,709	95,890	209,474	208,539
Administrative Expenses
Salaries and employee benefits	449,388	132,549	854,530	238,540
Consultants	—	16,565	11,000	20,093
Advertising	3,828	21,950	64,506	23,802
Automobile expenses	13,757	12,067	31,963	27,101
Rent	29,376	191	58,753	1,013
Legal and accounting	6,754	7,083	34,403	7,109
Telephone	9,006	6,029	28,837	8,992
Depreciation	22,690	2,410	42,310	7,631
Printing, postage and stationary	2,031	392	9,349	1,018
Interest expense	81,119	—	141,606	1,091
Other expenses	10,263	12,419	64,625	13,758

Total Administrative Expenses	628,212	211,655	1,341,882	350,148

Income (Loss) Before Income Taxes	(505,503)	(115,765)	(1,132,408)	(141,609)
Provision for Income Taxes	—	—	—	—

NET INCOME (LOSS)	$(505,503)	$(115,765)	$(1,132,408)	$(141,609)

Earnings (Loss) Per Share—Basic	$(0.34)	$(0.08)	$(0.75)	$(0.09)

Item 1—Financial Statements—Continued

InPurple, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited—Dollar Amounts in Thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Shares	Amount		Deficit		Total
Balance at July 1, 2000	700,001	$700	$299,524	$(291,184)	$(2,301)	$6,739
Dividends				(70,500)		(70,500)
Stock sale	800,000	800	9,200			10,000
Additional capital contribution			45,000			45,000
Fair value of services provided by shareholders			204,000			204,000
Beneficial conversion feature of debentures			213,000			213,000
Comprehensive Income
Net Income				(913,420)		(913,420)
Foreign currency translation gain					17,132	17,132

Total Comprehensive Income						$(896,288)

Balance at June 30, 2001	1,500,001	1,500	770,724	(1,275,104)	14,831	(488,049)
Fair value of services provided by shareholders			175,000			87,500
Comprehensive Income
Net loss				(1,132,408)		(1,132,408)
Foreign currency translation loss					(20,856)	(32,324)

Total Comprehensive Income						$(1,164,732)

Balance at December 31, 2001	1,500,001	$1,500	$945,724	$(2,407,512)	$(6,025)	$(1,565,281)

Item 1—Financial Statements—Continued

InPurple, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited—Dollar Amounts in Thousands)

	For the Six Months Ended December 31,
	2001	2000
OPERATING ACTIVITIES
Net Income (Loss)	$(1,132,408)	$(141,609)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	42,310	7,631
Contributed services reported as salaries	175,000	50,000
Amortization of discount on debentures	91,500	—
(Increase) decrease in accounts receivable	69,761	150,782
(Increase) decrease in inventory	26,617	(21,459)
(Increase) decrease in other assets	(74,767)	(69,905)
Increase (decrease) in accounts payable and accrued expenses	539,623	78,908

CASH PROVIDED (USED) BY OPERATIONS	(262,364)	54,348
INVESTING ACTIVITIES
Equipment and other asset purchases	(155,445)	(17,177)

CASH USED BY INVESTMENT ACTIVITIES	(155,445)	(17,177)
FINANCING ACTIVITIES
Proceeds from debentures	—	138,676
Proceeds from notes payable—others	78,432	—
Proceed from loans from officers and directors	235,318	—
Net change in other short-term borrowings	34,265	(12,942)

CASH PROVIDED BY (USED) FINANCING ACTIVITIES	348,015	(12,942)

NET INCREASE (DECREASE) IN CASH	(69,794)	24,229
CASH AT BEGINNING OF PERIOD	90,197	24,001

CASH AT END OF PERIOD	$20,403	$48,230

Supplemental Disclosure of Cash Flow Information:
Interest paid	$50,516	$1,091
Income taxes paid	$—	$—

Item 1—Financial Statements—Continued

InPurple, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1—Basis Of Presentation And Management Representation

        The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.

        The consolidated financial statements include the accounts of the InPurple, Inc. and its wholly owned subsidiaries, InPurple Limited and Talkpoint Co., Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

        InPurple Limited and Talkpoint Co., Ltd. were acquired by InPurple, Inc. on April 30, 2001 for $10,000 in cash and 700,001 shares of the common stock of InPurple, Inc. Since the acquired companies were under common control the acquisition was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The consolidated financial statements give retroactive effect to the reorganization transaction. The excess of the of the fair value of the 700,001 shares was recorded as a deemed distribution to the controlling shareholder of InPurple, Inc. with a related credit to additional paid-in capital. For purposes of this transaction, the shares of InPurple, Inc. were valued at $8,750 or $0.125 per share, the same value assigned to the initial stock sale.    The net book value of the acquired companies was $(190,767) resulting in a deemed distribution and offsetting credit to additional paid-in capital of $199,517.

        Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month and six-month periods ended December 31, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2—Development Stage Operations

        The parent company, InPurple, Inc. and its wholly owned subsidiary, InPurple Limited are development stage enterprises. They were formed to develop a business to business company offering national and international telephony services such as voice communication, teleconferencing, e-mail and Internet communication. Operation since inception were securing a management team, developing a strategic plan, perfecting patents on its intellectual property preparing the necessary forms and documents to raise capital and acquiring offices, staff and equipment necessary for the business operations.

        Included in the consolidated loss for the six months ended December 31, 2001 was $1,024,225 in losses incurred in development stage operations from InPurple Inc. and InPurple Limited. Since inception the Company has incurred aggregate losses of $1,873,079 from development stage operations. The Company expects to continue to incur significant operating losses and to generate negative cash flow while it completes installation of its offices and develops its customer base. The Company's ability to eliminate operational losses and to generate positive cash flow from operations will depend upon a variety of factors, many of which it is unable to control. These factors include: (1) the cost to equip and staff its facilities, (2) changes in technology, (3) the level of demand for its services, (4) competitive products and services and (5) general economic conditions.

Note 3—Business Segment Information

        The Company has two business segments, the development stage operations discussed in Note 2 and the sale and installation of telephone systems and data cabling segment. The accounting polices of the segment are the same as those described in the summary of significant accounting policies. These segments operate in the United States of America (US) and the United Kingdom (UK). The following is a summary of condensed operating results and other selected financial information by segment and geographic location as of December 31, 2001 and for the six months then ended:

		Development Stage
Statement of Operations	Telephone Systems U.K.
		U.K.	U.S.	Total	Consolidated
Sales	$345,767	$—	$—	$—	$345,767
Cost of goods sold	136,293			—	136,293
Gross Profit	209,474	—	—	—	209,474
Salaries and employee benefits	243,463	611,067	—	611,067	854,530
Consultants	—	—	11,000	11,000	11,000
Advertising	7,225	57,281	—	57,281	64,506
Depreciation	10,024	32,286	—	32,286	42,310
Interest expense	4,622	136,984	—	136,984	141,606
Other expenses and taxes	52,323	170,447	5,160	175,607	227,930

Net Income (Loss)	$(108,183)	$(1,008,065)	$(16,160)	$(1,024,225)	$(1,132,408)

Balance Sheet Data
Inventory	$2,714	$—	$—	$—	$2,714
Premises and Equipment, net	34,538	400,035	—	400,035	434,573
Total Assets	147,991	550,121	8,308	558,429	706,420
Shareholders' Equity	(77,779)	(1,385,042)	(3,492)	(1,388,534)	(1,466,313)

        As of December 31, 2000 and for the six months then ended, the primary operating segment present in the Company was the sale and installation of telephone systems and data cabling segment. During the six months ended December 31, 2000, the Company incurred $17,317 in development stage operations. Accordingly, no separate segment information is reported for those periods.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Some matters discussed in this Form 10-QSB may be "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements. These statements generally appear with words such as "anticipate," "believe," "estimate," "may," "intend," and "expect."

        We are currently in the process of selling securities through a public offering of common stock. Please see our recently filed Form SB-2 which became effective on February 11, 2002 for additional historical information on us and our proposed business plan.

Current Operations

        For the quarter ended December 31, 2001, we incurred a loss of $505,503, or $0.34 per share. This compared to a loss of $115,765, or $0.08 in the same period of 2000. The increase in the loss in 2001 is directly related to the development stage operations of our parent InPurple, Inc. and our United Kingdom subsidiary, InPurple Limited.

        As more fully described in our recently filed Form SB-2, our development stage operations began in early 2001 and through December 31, 2001 we have incurred accumulated expenses of approximately $1.9 million. Of that total approximately $1.0 million was incurred in the six months ended December 31, 2001.

        In addition to the operating losses discussed above, we have made significant capital investments during our development stage operations. As of December 31, 2001, we had acquired leasehold improvements, office furniture and equipment of approximately $438,000. The capital investments and operating costs of our development stage operations have been funded by various sources of borrowed funds. It is our intent to repay these obligations and fund future operations from the proceeds of our public offering as well as other secured borrowings. See our recently filed Form SB-2 for additional information and discussion of our public offering and proposed use of proceeds.

        Our other operating subsidiary, Talkpoint Co., Ltd reported a loss of $18,835 for the quarter ended December 31, 2001 compared to a loss of $98,448 for the same period in 2000. This improvement was directly related to higher gross profit margins on our current contracts as gross revenues and operating costs were relatively unchanged.

PART II—OTHER INFORMATION

  Item 1—Legal Proceedings

    Due to the nature of the banking business, the Company is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

  Item 2—Changes in Securities

    None

  Item 3—Defaults upon Senior Securities

    None

  Item 4—Submission of Matters to a Vote of Security Holders

    None

  Item 5—Other Information

    None

  Item 6—Exhibits and Reports on Form 8-K

    A)
    Exhibits

    None

    B)
    Reports on Form 8-K

    None

Signatures

        Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InPurple, Inc.
Date: February 14, 2002	/s/ SEAN P. LEWIS Sean P. Lewis Chairman of the Board, Chief Executive Officer, and Director
Date: February 14, 2002	/s/ STEPHEN P. NORTH Stephen P. North President, Chief Operating Officer, and Director

QuickLinks

INDEX
Condensed Consolidated Balance Sheets
  Item 1—Financial Statements
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Shareholders
Condensed Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities
  Item 3—Defaults upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K