Form 10QSB
period 2002-03-31
INPURPLE INC
filed 2002-05-24
CIK 1140443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 333-60842

INPURPLE, INC.

DELAWARE (State or other jurisdiction of incorporation)	NO. 33-0947822 (IRS Employer Identification No.)
600 Anton Boulevard — 11th Floor, Costa Mesa, CA (Address of principal executive offices)	92626 (Zip Code)

Registrant's telephone number, including area code: (714) 371-4034

Not Applicable
(Former name of former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        On May 22, 2002 there were 1,861,007 shares of InPurple, Inc. Common Stock outstanding.

InPurple, Inc. and Subsidiaries

March 31, 2002

INDEX

PART I—FINANCIAL INFORMATION

InPurple, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2002	June 30 2001
ASSETS
Current Assets
Cash	$(37,213)	$90,197
Accounts Receivable net	68,062	134,958
Inventory	5,387	29,311

Total Current Assets	36,236	254,486
Premises and Equipment
Leasehold Improvements	219,620	124,076
Furniture and Equipment	259,971	197,836
Vehicles	37,266	55,262

Premises and Equipment at Cost	516,824	377,538
Less Accumulated Depreciation	(88,716)	(56,100)

Net Premises and Equipment	428,108	321,438
Other Assets	129,972	200,266

Total Assets	$594,349	$776,190

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts Payable and accrued expenses	$392,985	$277,698
Payroll and Sales Taxes Payable	446,983	65,182
Notes Payable — Other	0	725,057
Due to Officers and Directors	0	0
Other Short Term Borrowings	82,228	54,174

Total Current Liabilities	922,196	1,122,111
Long Term Debentures	0	142,128

Total Liabilities	922,196	1,234,239
Shareholders Equity
Common Stock par value $0.001 per share, 2,500,000 shares
Authorized 1,861,007 issued and outstanding at March 31, 2002 1,500,001 issued and outstanding at December, 31, 2001	1,861	1,500
Additional Paid in Capital	2,443,307	770,724
Accumulated Deficit	(2,754,940)	(1,275,104)
Accumulated Comprehensive Income	(18,075)	14,831

Total Shareholders Equity	(327,847)	(488,049)
Total Liabilities and Shareholders Equity	$594,349	$776,190

InPurple, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended March 31, 2002	For the Nine Months Ended March 31, 2001
Sales	$406,254	$798,170
Cost of Sales	142,596	417,663

Gross Profit	236,474	380,507
Administrative Expenses
Salaries and Employee benefits	1,026,312	431,954
Consultants	11,000	50,901
Advertising	65,115	53,436
Automobile Expense	44,983	38,608
Rent	90,532	3,810
Legal and Accounting	36,742	17,650
Telephone	35,679	12,615
Depreciation	52,960	21,850
Printing postage and stationary	11,568	1,424
Interest expense	114,793	(15,451)
Other expenses	223,810	48,533

Total Administrative	1,743,494	655,330
Income (Loss) before taxes	(1,479,836)	(655,330)
Provision for income taxes	0	0

Net Income (Loss)	$(1,479,836)	$(655,330)

InPurple, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001
Sales	$60,487	$239,495
Cost of Sales	6,303	135,225

Gross Profit	54,184	104,270
Administrative Expenses
Salaries and Employee benefits	171,782	119,270
Consultants	0	10,047
Advertising	609	11,901
Automobile Expense	13,020	13,551
Rent	31,779	507
Legal and Accounting	2,339	3,555
Telephone	6,842	4,496
Depreciation	10,650	3,816
Printing postage and stationary	2,219	509
Interest expense	3,187	546
Other expenses	159,185	6,879

Total Administrative	401,612	175,074
Income (Loss) before taxes	(347,428)	(70,805)
Provision for income taxes	0	0

Net Income (Loss)	$(347,428)	$(70,805)

InPurple, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders Equity

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid in Capital
	Shares	Amount		Deficit		Total
Balance at July 1, 2000	700,001	$700	$299,524	$(291,184)	$(2,301)	$6,736
Dividends				(70,500)		(70.500)
Stock Sale	800,000	800	9,200			10,000
Additional Capital Cont.			45,000			45,000
Fair value of services Provided by shareholders			204,000			204,000
Beneficial conversion feature of debentures			213,000			213,000
Comprehensive Income
Net Income				(913,420)		(913,420)
Foreign currency gain					17,132	17,132

Total Comprehensive Income						(896,288)

Balance at June 30, 2001	1,500,001	$1,500	$770,724	$(1,275,104)	14,831	(488,049)
Fair value of services Provided by shareholders			175,000			87,500
Comprehensive Income
Net Loss				(1,132,408)		(1,132,408)
Foreign currency loss					(20,856)	(32,324)

Total Comprehensive Income						(1,164,732)
Balance at Dec. 31, 2001	1,500,001	$1,500	$945,724	$(2,407,512)	$(6,025)	$(1,466,313)
Stock Sale	361,006	361	1,497,583			1,497,944
Comprehensive income
Net Loss				(347,428)		(347,428)
Foreign currency loss					(12,050)	(12,050)

Total Comprehensive Income						(359,478)
Balance at Mar. 31, 2002	1,861,007	$1,861	$2,443,207	$(2,754,940)	$(18,075)	$(327,847)

InPurple, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31, 2002	For the Nine Months Ended March 31, 2001
OPERATING ACTIVITIES
Net Income (Loss)	$(1,479,836)	$(284,823)
Adjustments to reconcile net income (loss) to net cash provided (used) operating activities.
Depreciation	32616	7,631
Contributed services reported as salaries		50,000
Amortization of discount on debentures	(103,658)
(Increase) decrease in accounts receivable	66,896	150,782
(Increase) decrease in inventory	23,944	(21,459)
(Increase) decrease in other assets	70,924	(69,905)
(Increase) decrease in sales and payroll taxes	381,801
Increase (decrease) in accounts payable and accruals	115,287	78,908

CASH PROVIDED (USED) BY OPERATIONS	(892,656)	(88,866)
INVESTING ACTIVITIES
Equipment and other assets purchased	139,339	(17,177)

CASH USED BY INVESTING ACTIVITIES	139,339	(17,177)
FINANCING ACTIVITIES
Proceeds from the sale of stock	1,497,944
Proceeds from notes payable others	(725,057)
Proceeds from loans from officers and directors
Other comprehensive income	(32,906)
Long term debentures	(142,128)
Net change in other short term borrowings	28,054	(12,942)

CASH PROVIDED BY FINANCING ACTIVITIES	625,907	(12,942)

NET INCREASE (DECREASE) IN CASH	(127,410)	(118,985)
CASH AT BEGINNING OF PERIOD	90,197	24,001

CASH AT END OF PERIOD	$(37,213)	$(94,984)

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

        InPurple Limited and Talkpoint Co., Ltd. were acquired by InPurple, Inc. on April 30,2001 for $10,000 in cash and 700,001 shares of common stock of InPurple, Inc. Since the acquired companies were under common control the acqistio0n was accounted for as a reorganization of the entities under common control in a manner similar to a pooling of interests. The consolidated financial statements give retroactive effect to the reorganization transaction. The excess of the fair value of the 700,001 shares was recorded as a deemed distribution to the controlling shareholder of InPurple, Inc. with a related credit to additional paid-in capital. For purposes of this transaction, the shares of InPurple, Inc. were valued at $8,750 or $0.125 per share the same value assigned to the initial stock sale. The net book value of the acquired companies was $(190,767) resulting in a deemed distribution and offsetting credit to additional paid-in capital of $199,517.

        In March of 2002 InPurple, Inc. sold shares of its stock in a public offering under an SB-2 registration with the Securities and Exchange Commission. The last subscription agreement approved was dated March 20, 2002. The financial statements contained herein reflect the sale of 361,006 shares of common stock for $1,497,944. The proceeds from this offering were used to retire debt. InPurple, Inc. filed a notice of closure with the Securities and Exchange Commission which was posted on the EDGAR data base on April 11, 2002.

        Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the nine-month periods ended March 31, 2002 and 2001 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2—- Development Stage Operations

        The parent company, InPurple, Inc. and its wholly owned subsidiary, InPurple Limited are development stage enterprises. They were formed to develop a business to business company offering national and international telephony services such as voice communications, teleconferencing, e-mail and Internet communications. Operation since inception were securing a management team, developing a strategic plan, perfecting patents on its intellectual property and preparing the necessary forma and documents to raise capital and acquire offices, staff and equipment necessary for the business operations.

        Included in the consolidate loss for the nine month period ending March 31, 2002 was $1,183,410 in losses incurred in the development stage operations form InPurple, Inc. and InPurple Limited. Since inception the Company has incurred aggregate losses of $2,032,264 from development stage operations. The Company expects to continue to incur losses and to generate negative cash flow while it completes installation of its offices and develops its customer base. The Company's ability to eliminate operational losses and to generate positive cash flow from operations will depend upon a variety of factors, many of which it is unable to control. These factors include (1) the cost to equip and staff its facilities,

(2) changes in technology, (3) the level of demand for its services, (4) competitive products and services, (5) general economic conditions and (6) the Company's ability to obtain additional financing.

        In March of 2002 the Company decided to place its wholly owned subsidiary Talkpoint Limited into voluntary liquidation in order to reduce the losses it was incurring and to resolve creditor demands. A receiver has been appointed and the assets of the subsidiary, primarily telephone equipment, will be liquidated to satisfy creditors to the extent available through this liquidation. The staff of Talkpoint Limited has been eliminated reducing average monthly payroll and payroll related expenses by approximately $50,000. The Company anticipates selling debt instruments to provide it with additional needed working capital.

Note 3 Business Segment Information

        InPurple, Inc. was divided into two business segments, the installation of telephone systems and the development stage operations discussed in Note 2. In order to reduce cash flow demands and to satisfy creditors the Company has abandoned the telephone systems portion of its business as this operation was contributing to the overall losses being incurred.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Some matters discussed in this Form 10-QSB may be "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements. These statements generally appear with words such as "anticipate," "believe," "estimate," "may," "intend," and "expect.

Current Operations

        For the quarter ended March 31, 2002, we incurred a loss of $347,428 or $0.19 per share. This compared to a loss of $505,503 for the quarter ended December 31, 2001. During March we sold an additional 361,006 shares for $1,497,944. Had the total shares presently issued and outstanding been issued and outstanding on December 31, 2002 the comparable loss per share would have been $0.27.

        Consistent with our development stage plans, we have appointed Mr. Bruce Reid as a director of InPurple, Inc. Mr. Reid takes the place on the board formerly occupied by Mr. Sean Lewis. Mr. Lewis continues to consult for InPurple, Inc. as our representative in the United States. Mr. Stephen North has been appointed to the position of Chairman of the Board of Directors and continues as the Company's President. In addition we appointed Ms. Charline Hurst to our board of directors. Ms. Hurst takes the place on the board formerly occupied by Mr. David Clancy. Mr. Clancy continues to assist us with our public status and is not compensated for his efforts. Neither Mr. Lewis nor Mr. Clancy resigned under protest. It was the unanimous opinion of the board that Ms. Hurst and Mr. Reid will add expertise that the Company needs.

        In March of 2002 the new board of directors elected to place Talkpoint Ltd. into voluntary receivership in order to reduce demands on working capital and to respond to creditors.

        We believe that the liquidation of Talkpoint Limited, the reduction in staffing, and the appointment of new directors will materially improve our working capital demands and enhance our management team.

        We are presently exploring the possibility of raising additional working capital through debt financing. We believe that we have a contract in excess of one-million dollars that will be available to our Company within two months.

PART II—OTHER INFORMATION

        Item 1—Legal Proceedings

    To the best of our knowledge no suits have been initiated, or are pending, against the Company.

        Item 2—Changes in Securities

    None

        Item 3—Defaults upon Senior Securities

    None

        Item 4—Submission of Matters to a Vote of Security Holders

    None

        Item 5—Other Information

    In March of 2002 two new directors were appointed to our board replacing directors that served with the specific intent of assisting the Company with its public offering. (See Current Operations on page 8 for further details)

    In March of 2002 the Company elected to place Talkpoint Limited into voluntary receivership in order to reduce working capital demands as Talkpoint Limited was contributing to the overall losses of InPurple, Inc.

        Item 6—Exhibits and Reports on Form 8-K

    A)
    Exhibits

      None

    B)
    Reports

      None

Signatures

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InPurple, Inc.
Dated May 23, 2002	/s/ STEPHEN P. NORTH Chairman of the Board

QuickLinks

InPurple, Inc. and Subsidiaries March 31, 2002 INDEX
InPurple, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)
InPurple, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
InPurple, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
InPurple, Inc. and Subsidiaries Condensed Consolidated Statements of Shareholders Equity (Unaudited)
InPurple, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
InPurple, Inc. and Subsidiaries Notes to Consolidated Financial Statements